Form 10-K
period 1997-12-31
STERLING LENDING CORP
filed 1998-04-15
CIK 1049359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31,1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________________ to
_______________________

Commission File No. 333-39339-03

                          STERLING LENDING CORPORATION
             (Exact name of registrant as specified in its charter)


                          South Carolina                                                  57-1042033
-------------------------------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)


        15 South Main Street Suite 750 Greenville, South Carolina 29601
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code 864-235-8056

Securities registered under Section 12(b) of the Act:

      Title of Each Class            Name of Each Exchange on which registered
---------------------------------    -------------------------------------------
                None                                   None

              Securities registered under Section 12(g) of the Act:

                               Title of Each Class
--------------------------------------------------------------------------------
                                      None.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

None.


The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K (as modified by prior no-action release to unrelated parties) and is therefore filing this form with the reduced disclosure format.

                                     PART I

Item 1.         BUSINESS

GENERAL

                  Sterling Lending Corporation ("the Company"), a South Carolina corporation and a majority-owned subsidiary of Emergent Group, Inc. ("The Parent"), is a financial services company that is primarily engaged in the business of originating residential mortgage loans. The funds for these loans are obtained principally through affililated companies. Emergent Mortgage Corporation, Inc. ("EMC"), an affiliated company, purchases the loans at closing. Due to the fact that the Company serves as an originating source for EMC, it is not subject to credit risk or interest rate risk. The Company earns origination fees from the borrower at the time the loan is closed, and also shares with EMC in the gain on sale when the loan is sold to outside parties. The Company makes substantially all of its loans to non-prime borrowers. These borrowers generally have limited access to credit or are considered to be credit-impaired by conventional lenders such as thrift institutions and commercial banks.

                  The Company has one subsidiary, Sterling Insurance Agency, a Louisiana corporation. The Company, which began operations on August 1, 1996, operates from 13 traditional "bricks and mortar" approach retail offices in Louisiana, Florida, Mississippi, Georgia, Tennessee, and North Carolina. The Company's loan originations have grown from $1.2 million for the five months ended December 31, 1996 to $41.5 million for the year ended December 31, 1997. Although the Company has expanded rapidly, it continues to represent a small portion of the Parent Company's loan originations. Also, the Company has incurred losses of approximately $4.7 million since inception, due mainly to the significant start-up costs associated with such rapid expansion. In 1998, the Parent Company has determined to pursue the divestiture of the Company to focus on its Homegold(R) retail strategy.

EMPLOYEES

                  At December 31, 1997, the Company employed a total of 98 full-time equivalent employees. The Company believes that its relations with its employees are good.

Item 2.           PROPERTIES

                  The Company's headquarters are located at 8591 United Plaza Boulevard, United V, Suite 200, Baton Rouge, LA 70809 and are leased. At December 31, 1997, the Company leased 13 offices. None of the leases, considered separately, is believed to be material to the Company's operations. The Company believes that its leased locations are suitable and adequate for their intended purposes.

Item 3.           LEGAL PROCEEDINGS

                  The Company and its subsidiary are, from time to time, parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or its subsidiary that, if determined adversely, would have a materially adverse effect on the operations, profitability or financial condition of the Company or its subsidiary.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Omitted pursuant to General Instruction I to Form 10-K (the "Instruction").

                                                      PART II

Item 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

                  The Company's equity securities are not publicly traded. The Parent owns 80% of the Company's common stock and each of two minority shareholders owns 10% of the Company's common stock. The Company has not paid and does not expect in the immediate future to pay, dividends.

Item 6.           SELECTED FINANCIAL DATA

                  Omitted pursuant to the Instruction.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The discussion should be read in conjunction with the Consolidated Financial Statements and notes of the Company appearing elsewhere in this report.

Forward-Looking Information

                  Certain statements in the financial discussion and analysis by management that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences are many and include: lower origination volume due to market conditions, higher losses due to economic downturn or lower real estate values, loss of key employees, adverse consequences of changes in interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, dependence on Federal programs, impact of competition, regulation of lending activities, and changes in the regulatory environment.

General

                  The Company, which began its operations in August 1996, is still in the start-up phase of operations. Because of this, the Company has generated significant losses since inception. The Company did not start originating loans until October 1996 and therefore had little activity in 1996. The Company has grown significantly since inception and now operates from ten retail offices, mainly in the Southeast. Loan originations have grown from approximately $500,000 a month in late 1996 to approximately $5.0 million a month by the end of 1997. Total loan originations in 1997 and 1996 were $41.5 million and $1.2 million, respectively. Total loans sold in 1997 and 1996 were $32.2 million and $1.2 million, respectively. As the Company operates mainly as an originating source for EMC, the Company receives all of the origination fee income when produced and shares in the gain on sale of loans when sold by EMC to outside parties.

                  The Company is just a small part of the Parent Company's retail lending strategy. In early 1998, the Parent Company announced plans to pursue the divestiture of the Company in order to narrow its focus and concentrate on its larger retail lending operation.

Results of Operations

Year Ended December 31, 1997, Compared to Five Months Ended December 31, 1996

                  Total revenues increased to $3.6 million in 1997 from $107,000 in 1996. The higher level of revenues resulted principally from increases in gain on sale of loans and loan fee income.

                  Gain on sale of loans increased to $1.4 million in 1997 from $16,000 in 1996 and loan fee income increased to $2.1 million in 1997 from $72,000 in 1996. The increase in gain on sale of loans and loan fee income resulted from increased loan originations and the corresponding loan sales. Loan originations increased to $41.5 million from $1.2 million mainly due to a full year of operation in 1997 and expansion of additional retail offices. Loan fees as a percentage of production approximated 6.0% for both years. Gain on sale of loans approximated 4.4% in 1997 and 1.4% in 1996.

                  Total expenses increased to $7.3 million in 1997 from $1.0 million in 1996. Total expenses are comprised of interest expense, salaries, wages and employee benefits, and other general and administrative expenses.

                  Interest expense increased to $193,000 in 1997 from $21,000 in 1996. The increase in interest expense was due principally to increased borrowings from affiliated companies to fund the increased loan originations discussed above. Average monthly borrowings in 1997 approximated $2.6 million as compared to approximately $565,000 in 1996.

                  Salaries, wages and employee benefits increased to $3.6 million in 1997 from $511,000 in 1996. This is a result of increased personnel due to the significant expansion incurred in the start-up phase of the Company. The Company has expanded to 13 retail offices and total personnel has increased to 98 at December 31, 1997 as compared to 25 at December 31, 1996.

                  Other general and administrative expenses increased to $3.6 million in 1997 from $501,000 in 1996. This is a result of a full year of operations in 1997 and the significant expansion associated with the start-up phase of the Company.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Financial Statements are set forth herein commencing on page F-1 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Omitted pursuant to the Instruction.

Item 11.          EXECUTIVE COMPENSATION

                  Omitted pursuant to the Instruction.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT

                  Omitted pursuant to the Instruction.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Omitted pursuant to the Instruction.

                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

                  (a)       Documents filed as part of Report.

                           1.   FINANCIAL STATEMENTS:

                           The Financial Statements are listed in the index to Consolidated Financial Statements on page F-1 of this Report.

                           2.   FINANCIAL STATEMENT SCHEDULES:

                           Not applicable.

                           3.   EXHIBITS:

                           The exhibits are listed on the Exhibit Index attached hereto.

                   STERLING LENDING CORPORATION AND SUBSIDIARY
              (A majority-owned subsidiary of Emergent Group, Inc.)
                        Consolidated Financial Statements

      Year Ended December 31, 1997 and Period from August 1, 1996 (date of inception) through December 31, 1996


                                    Contents


         Independent Auditors' Report........................................F-2

         Consolidated Balance Sheets.........................................F-3

         Consolidated Statements of Income...................................F-4

         Consolidated Statements of Shareholder's Equity.....................F-5

         Consolidated Statements of Cash Flows...............................F-6

         Notes to Consolidated Financial Statements..........................F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Sterling Lending Corporation and subsidiary
Greenville, South Carolina


We have audited the accompanying consolidated balance sheets of Sterling Lending Corporation and subsidiary, a majority-owned subsidiary of Emergent Group, Inc., as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1997 and the period from August 1, 1996 (date of inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Sterling Lending Corporation and subsidiary, a majority-owned subsidiary of Emergent Group, Inc., as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the periods then ended in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

Greenville, SC
February 27, 1998

                   Sterling Lending Corporation and Subsidiary
              (A majority-owned subsidiary of Emergent Group, Inc.)
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996

                                                                    December 31,
                                                         ------------------------------------
                                                                1997                 1996
                                                         ----------------     ---------------
ASSETS
Cash and cash equivalents                                   $    262,612         $   125,799
Mortgage loans held for sale                                   9,325,758                  --
Less net deferred loan fees                                     (368,274)                  --
                                                         ----------------     ---------------
        Net mortgage loans held for sale                       8,957,484                  --
Other receivables                                                558,703              62,534
Property and equipment, net                                    1,327,532             361,578
Other assets                                                     207,338             302,251
                                                         ----------------     ---------------

Total assets                                                $ 11,313,669         $   852,162
                                                         ================     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                    $    760,257         $    81,976
Subordinated debt to affiliates, due on demand                 9,543,337             634,616
                                                         ----------------     ---------------
        Total liabilities                                     10,303,594             716,592

Shareholders' equity:
   Common stock, no par value                                         --                  --
   Additional paid-in capital                                  5,700,000           1,000,000
   Accumulated deficit                                        (4,689,925)           (864,430)
                                                         ----------------     ---------------
        Total shareholders' equity                             1,010,075             135,570
                                                         ----------------     ---------------
Total liabilities and shareholders' equity                 $  11,313,669         $   852,162
                                                         ================     ===============


See accompanying Notes to Consolidated Financial Statements, which are an integral part of these statements

                   Sterling Lending Corporation and Subsidiary
              (A majority-owned subsidiary of Emergent Group, Inc.)
                        Consolidated Statements of Income
      Year Ended December 31, 1997 and Period from August 1, 1996 (date of inception) through December 31, 1996

                                             Periods Ended December 31,
                                            -----------------------------
                                                 1997             1996
                                            ------------    -------------
REVENUES:
   Interest income                          $    50,091      $    19,397
   Gain on sale of loans                      1,419,421           16,282
   Loan fee income                            2,137,048           71,852
   Other revenues                                10,768               --
                                            ------------    -------------
         Total revenues                       3,617,328          107,531
                                            ------------    -------------
EXPENSES:
   Interest                                     192,904           21,496
   Salaries, wages and employee benefits      3,590,559          510,923
   Management fee to Parent                     780,000          125,000
   Legal, audit, and professional fees          632,321           74,639
   Rent and utilities                           452,454           36,694
   Telephone                                    310,119           19,430
   Travel and entertainment                     280,544           36,680
   Business development costs                   255,497           28,747
   Other general and administrative expenses    847,005          179,751
                                            ------------    -------------
         Total expenses                       7,341,403        1,033,360
                                            ------------    -------------
Loss before income taxes                     (3,724,075)        (925,829)

Provision (benefit) for income taxes            101,420          (61,399)
                                            ------------    -------------
Net loss                                    $(3,825,495)     $  (864,430)
                                            ============    =============

See accompanying Notes to Consolidated Financial Statements, which are an integral part of these statements

                   Sterling Lending Corporation and Subsidiary
              (A majority-owned subsidiary of Emergent Group, Inc.)
                 Consolidated Statements of Shareholders' Equity
      Year Ended December 31, 1997 and Period from August 1, 1996 (date of inception) through December 31, 1996


                                           Common              Additional             Accumulated
                                           Stock                Paid-in                 Deficit                 Total
                                                                Capital
                                      -----------------     -----------------     --------------------    -------------------
Initial cash investment by Parent     $             --      $      1,000,000      $                 --    $        1,000,000

Net loss from inception to
December 31, 1996                                   --                    --                 (864,430)              (864,430)
                                      -----------------     -----------------     --------------------    -------------------
Balance at December 31, 1996                        --             1,000,000                 (864,430)               135,570

Cash investment by Parent                           --             4,700,000                       --              4,700,000

Net loss                                            --                    --               (3,825,495)            (3,825,495)
                                      -----------------     -----------------     --------------------    -------------------

Balance at  December 31, 1997          $            --      $      5,700,000      $        (4,689,925)    $        1,010,075
                                      =================     =================     ====================    ===================


See accompanying Notes to Consolidated Financial Statements, which are an integral part of these statements.

                   Sterling Lending Corporation and Subsidiary
              (A majority-owned subsidiary of Emergent Group, Inc.)
                      Consolidated Statements of Cash Flows
      Year Ended December 31, 1997 and Period from August 1, 1996 (date of inception) through December 31, 1996

                                                                    Periods Ended December 31,
                                                          ------------------------------------------------
                                                                   1997                      1996
                                                          -----------------------    ---------------------
OPERATING ACTIVITIES:
Net loss                                                   $          (3,825,495)      $         (864,430)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                      374,620                  103,701
      Provision for deferred income taxes                                331,348                    1,135
      Increase in deferred loan fees                                     368,274                       --
      Principal proceeds from loans sold and securitized              32,181,128                1,195,255
      Loans originated with intent to sell                           (41,506,886)              (1,195,255)
      Changes in operating assets and liabilities                       (201,691)                (372,485)
                                                          -----------------------    ---------------------
             Net cash used in operating activities                   (12,278,702)              (1,132,079)
                                                          -----------------------    ---------------------
INVESTING ACTIVITIES:
Purchase of property and equipment                                    (1,193,206)                (376,738)
                                                          -----------------------    ---------------------
             Net cash used in investing activities                    (1,193,206)                (376,738)
                                                          -----------------------    ---------------------
FINANCING ACTIVITIES:
Cash investment from Parent                                            4,700,000                1,000,000
Net cash received on intercompany borrowings                           8,908,721                  634,616
                                                          -----------------------    ---------------------
             Net cash provided by financing activities                13,608,721                1,634,616
                                                          -----------------------    ---------------------
             Net increase in cash and cash equivalents                   136,813                  125,799
Cash and cash equivalents at beginning of year                           125,799                       --
                                                          -----------------------    ---------------------
Cash and cash equivalents at end of year                   $             262,612       $          125,799
                                                          =======================    =====================



See accompanying Notes to Consolidated Financial Statements, which are an integral part of these statements.

                   Sterling Lending Corporation and Subsidiary
              (A majority-owned subsidiary of Emergent Group, Inc.)
                   Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting and Reporting Policies

Organization and Business Activity

Sterling Lending Corporation ("Sterling Lending" or "the Company") is an 80% owned subsidiary of Emergent Group, Inc. ("Parent Company"). Sterling Lending was organized on March 6, 1996 as Emergent Lending Corp., and the name was changed to Sterling Lending Corporation on July 24, 1996. Operations began August 1, 1996.

Sterling Lending is primarily engaged in the business of originating residential mortgage loans. The funds for these loans are obtained principally through Emergent Mortgage Corp., who purchases the loans at closing. Due to the fact that the Company serves as an originating source for Emergent Mortgage Corp., it is not subject to credit risk or interest rate risk. The Company earns origination fees from the borrower at the time the loan is closed, and also shares in the gain on sale with Emergent Mortgage Corp. when it is sold to outside parties.

Substantially all of the Company's mortgage loans are made to non-prime borrowers. These borrowers generally have limited access to credit or are otherwise considered to be credit-impaired by conventional lenders such as thrift institutions and commercial banks.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Sterling Lending and Sterling Insurance Agency ("Sterling Insurance") (100% owned) (collectively known as the "Company"). All significant intercompany balances and transactions between Sterling Lending and its subsidiary have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include amounts invested in overnight reverse repurchase agreements. Such agreements are collateralized by U.S. Government securities pledged by the banks.

                   Sterling Lending Corporation and Subsidiary
              (A majority-owned subsidiary of Emergent Group, Inc.)
             Notes to Consolidated Financial Statements (continued)

Note 1.  Summary of Significant Accounting and Reporting Policies (continued)

Mortgage Loans Held for Sale

Mortgage loans held for sale consist primarily of first and second residential mortgages on one to four family residences located throughout the United States. Mortgage loans held for sale are carried at the lower of aggregate cost or market. There was no allowance for market losses on mortgage loans held for sale at December 31, 1997 and 1996. Non-refundable loan fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances.

In many lending transactions, collateral is taken to provide an additional measure of security. Generally, the cash flow or earning power of the borrower represents the primary source of repayment and collateral liquidation a secondary source of repayment. The Company determines the need for collateral on a case-by-case or product-by-product basis. Factors considered include the current and prospective creditworthiness of the customer, terms of the instrument and economic conditions.

Interest income on loans receivable is recorded on an accrual basis as earned. Accrual of interest is generally discontinued when a loan is over 90 days past due and the collateral is determined to be inadequate or when foreclosure proceedings begin. Loan fees and deferred insurance premiums are amortized into income using the interest method over the life of the loan.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated lives are 3 to 7 years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the improvement or the terms of the respective lease. Additions to property and equipment and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever management believes events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. No impairment loss was recognized in 1997 or 1996.

                   Sterling Lending Corporation and Subsidiary
              (A majority-owned subsidiary of Emergent Group, Inc.)
             Notes to Consolidated Financial Statements (continued)

Note 1.  Summary of Significant Accounting and Reporting Policies (continued)

Advertising Expense

Advertising, promotional, and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place.

Income Taxes

The Company is included in the consolidated Federal income tax return of its Parent Company. The tax sharing agreement with the Parent Company provides for the Company to compute its taxes on a separate return basis, and allows the Company to reduce its taxes to the extent of available net operating loss (NOL) carryforwards of its Parent Company. The Company uses Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires accounting for income taxes using the asset and liability method. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income taxes result primarily from differences in financial and income tax reporting of depreciation. At December 31, 1997 and 1996, the Company had a net deferred tax liability of $332,483 and $1,135, respectively, which is included in accrued liabilities in the accompanying consolidated balance sheet.

Note 2.  Mortgage Loans Held for Sale

The following is a summary of mortgage loans held for sale by type of loan at December 31, 1997.

    First mortgage residential property      $    8,391,144
    Second mortgage residential property            934,614
                                            ================
         Total                               $    9,325,758
                                            ================

First mortgage residential loans generally have contractual maturities of 12 to 360 months with average interest rates of approximately 11%. Second mortgage residential loans have contractual maturities of 12 to 360 months with average interest rates of approximately 15%.

The Company currently originates loans in six states. The following is a summary of mortgage loans held for sale by state at December 31, 1997.

                   Sterling Lending Corporation and Subsidiary
              (A majority-owned subsidiary of Emergent Group, Inc.)
             Notes to Consolidated Financial Statements (continued)

Note 2.  Mortgage Loans Held for Sale (continued)


                                           Loan               Percentage
                                         Balance               of total
                                    -------------------    ------------------

                  Florida              $     4,033,515              43.2%
                  Louisiana                  2,181,330              23.4%
                  Mississippi                1,509,854              16.2%
                  Georgia                      797,758               8.6%
                  Tennessee                    568,904               6.1%
                  North Carolina               234,397               2.5%
                                    -------------------    ------------------
                       Total           $     9,325,758             100.0%
                                    ===================    ==================

There was no allowance for loan losses recorded at December 31, 1997 as the mortgage loans are held for sale and recorded at lower of aggregate cost or market value.

Note 3.  Property and Equipment

Property and equipment at December 31, 1997 and 1996 consists of the following:

                                                                     December 31,
                                                            -----------------------------
                                                                 1997            1996
                                                            -------------   -------------
            Office equipment and computers                   $   648,116      $  165,938
            Leasehold improvements                                16,394             729
            Furniture, fixtures and equipment                    905,434         210,071
                                                            -------------   -------------
                                                               1,569,944         376,738
            Less accumulated depreciation and amortization       242,412          15,160
                                                            -------------   -------------
            Property and equipment, net                      $ 1,327,532      $  361,578
                                                            =============   =============

Depreciation expense in 1997 and 1996 was $227,252 and $15,160, respectively.

Note 4.  Subordinated Debt to Affiliates

From time to time, the Company borrows money from the Parent Company and other affiliated companies as subordinated debt which is payable on demand. Subordinated debt to affiliates at December 31, 1997 consists of $4,750,000 to the Parent Company and $4,793,337 to Carolina Investors, Inc. ("CII"), an affiliate of the Company, both with interest payable based on the Wall Street Journal Prime Rate + 2%, (10.50% at December 31, 1997). Subordinated debt to affiliates at December 31, 1996 consists of $624,871 to Emergent Mortgage Corporation and $9,745 to CII, both with interest payable based on the Wall Street Journal Prime Rate + 2%. Interest expense on these borrowings in 1997 and 1996 was $192,343 and $21,496, respectively.

                   Sterling Lending Corporation and Subsidiary
              (A majority-owned subsidiary of Emergent Group, Inc.)
             Notes to Consolidated Financial Statements (continued)

Note 5.  Income Taxes

Income tax expense (benefit) for the periods ended December 31, 1997 and 1996, consists of the following:

                                                               Periods Ended December 31,
                                                             -------------------------------
                                                                  1997             1996
                                                             --------------    -------------
               Current:
                      Federal                                  $   (46,698)      $  (18,501)
                      State and local                             (183,230)         (44,033)
                                                             --------------    -------------
                         Total current                            (229,928)         (62,534)
               Deferred:
                      Federal                                      297,107              324
                      State and local                               34,241              811
                                                             --------------    -------------
                         Total deferred                            331,348            1,135
               Total:
                      Federal                                      250,409          (18,177)
                      State and local                             (148,989)         (43,222)
                                                             --------------    -------------
                         Total income tax expense (benefit)    $   101,420       $  (61,399)
                                                             ==============    =============

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                                           December 31,
                                                                  ----------------------------
                                                                      1997             1996
                                                                  ------------    ------------
      Deferred tax assets:
             Amortization of organizational costs                  $   65,740      $       --
             Net operating loss carryforward                        1,767,687         301,204
             Other                                                      3,218              --
                                                                  ------------    ------------
                Total deferred tax assets                           1,836,645         301,204
             Less: valuation allowance                             (1,767,687)       (301,204)
                                                                 ------------    ------------
                Net deferred tax assets                               68,958              --
      Deferred tax liabilities:
             Differences between book and tax basis of property       (39,042)         (1,135)
             Deferred loan costs                                      (76,000)             --
      Difference between book and tax basis of the interest-only strip security associated with the Company's investment in
      the Real Estate Investment Trust                               (286,399)             --
                                                                  ------------    ------------
                  Total deferred tax liabilities                     (401,441)         (1,135)
                                                                  ------------    ------------
      Net deferred tax liability                                   $ (332,483)      $  (1,135)
                                                                  ============    ============

                   Sterling Lending Corporation and Subsidiary
              (A majority-owned subsidiary of Emergent Group, Inc.)
             Notes to Consolidated Financial Statements (continued)

Note 5. Income Taxes (continued)

The net deferred tax liability is included in accounts payable and accrued liabilities on the balance sheet.

Income tax expense differs from tax benefit computed by applying the statutory Federal income tax rate, 34%, to loss before income taxes. The reasons for these differences for the periods ended December 31, 1997 and December 31, 1996 are as follows:

                                                                   Periods Ended December 31,
                                                             ----------------------------------------
                                                                   1997                   1996
                                                             ------------------     -----------------
Tax benefit at statutory Federal rate of 34%                 $      (1,266,185)     $       (314,782)
Differences resulting from:
       Nondeductible expense                                             9,400                    51
       Increase in valuation allowance                               1,466,483               301,204
       State income taxes, net of federal income tax benefit           (98,333)              (28,526)
       Other                                                            (9,945)              (19,346)
                                                             ------------------     -----------------
                                                             $         101,420      $        (61,399)
                                                             ==================     =================

There are no known significant pending assessments from taxing authorities regarding taxation issues at the Parent Company or its subsidiaries.

Note 6.  Statement of Cash Flows

The following information relates to the Statements of Cash Flows for the periods ended December 31, 1997 and 1996:

                                                                 Periods Ended December 31,
                                                           ---------------------------------------
                                                                 1997                 1996
                                                           -----------------    ------------------
        Changes in operating assets and liabilities
           increasing (decreasing) cash:
        Other receivables                                          (496,169)              (62,534)
        Other assets                                                (52,455)             (390,792)
        Accounts payable and accrued liabilities                    346,933                80,841
                                                           -----------------    ------------------
                                                           $       (201,691)    $        (372,485)
                                                           -----------------    ------------------
        Supplemental disclosures of cash flow information:
           Interest paid                                   $        192,904     $          21,496
                                                           -----------------    ------------------
           Income taxes paid                               $             --     $              --
                                                           =================    ==================

                   Sterling Lending Corporation and Subsidiary
              (A majority-owned subsidiary of Emergent Group, Inc.)
             Notes to Consolidated Financial Statements (continued)

Note 7.  Retirement Plan

The Company participates in the Parent Company's Matched Savings Plan under
Section 401(k) of the Internal Revenue Code. To be eligible, employees must be at least 21 years old, have completed at least 30 days of service, and be considered full-time employees. Under this plan, the Company contributes a matching contribution of 50% of employee contributions to a maximum of 6% of compensation for each employee. The Company's contribution to the plan totaled $55,724 for the year ended December 31, 1997. No contributions were made to the plan in 1996.

Note 8.  Related Parties

The Company was charged management fees of $780,000 and $125,000 in 1997 and 1996, respectively, by the Parent Company for support services, including accounting and management information systems. The amount charged is determined at the discretion of the Parent Company's management based on budgeted loan volume and payroll costs for each of the Parent Company's subsidiaries.

Additionally, the Company obtains legal services from a firm considered to be a related party. Total charges for these services were $1,658 and $39 in 1997 and 1996, respectively.

Note 9.  Operating Leases

The Company leases office space, and office equipment under operating leases. Future minimum lease payments are as follows:

                1998              $           553,659
                1999                          527,781
                2000                          482,122
                2001                          422,024
                2002                           55,739
                                  --------------------
                                            2,041,325
                                  ====================

Total rent expense was $448,480 and $36,694 in 1997 and 1996, respectively.

Note 10.  Dependency on Parent

Due to the Company being in its early stages of operations, loan volumes have not reached a profitable level as of December 31, 1997. As a result, the Company is dependent on its Parent Company or affiliated companies for funding of its operations either through capital contributions or additional subordinated debt to affiliates.

                   Sterling Lending Corporation and Subsidiary
              (A majority-owned subsidiary of Emergent Group, Inc.)
             Notes to Consolidated Financial Statements (continued)

Note 11.  Contingencies and Loan Commitments

In the normal course of business, the Company makes commitments to extend credit that are not presented in the accompanying financial statements. Commitments outstanding at December 31, 1997 aggregated approximately $709,000. There were no commitments outstanding at December 31, 1996.

From time to time, the Company or its subsidiaries are defendants in legal actions involving claims arising in the normal course of its business. The Company believes that, as a result of its legal defenses and insurance arrangements, none of these actions, if decided adversely, would have a material effect on its business or financial condition taken as a whole.

In September 1997, the Parent Company made an offering of $125 million of Senior Notes due 2004. The purpose of the offering was to provide the Parent Company's group of companies with additional funds with which to continue to expand its business, particularly its residential mortgage loan business. Most of the Parent Company's subsidiaries, including SLC, guarantee payment of the Senior Notes.

Note 12.  Subsequent Event

On January 29, 1998, the Parent Company engaged an investment advisor to seek a strategic acquirer of the Company.

                                  EXHIBIT INDEX

     3.1--        Articles of Incorporation dated Februsry 29, 1996.
     3.2--        Bylaws.
     3.3--        Articles of Amendment dated July 7, 1996.
     3.4--        Articles of Amendment dated June 1, 1997.
    10.1--        Emergent Group, Inc. Stock Option Plan: Incorporated by
                  reference to Exhibit 10.1 of Emergent's Group Inc.'s
                  Registration Statement on Form S-1, Commission File
                  No. 333-01393.
    10.2--        1995 Officer and Employee Stock Option Plan: Incorporated
                  by reference to Exhibit 10.1 of Emergent Group, Inc.'s 1995
                  Notice of Annual Meeting and Proxy Statement, Commission
                  File No. 0-8909.
    10.3--        1995 Restricted Stock Agreement Plan: Incorporated by
                  reference to Exhibit 10.4 of Emergent's Group Inc.'s
                  Registration Statement on Form S-1, Commission File
                  No. 333-01393.
    10.4--        Emergent Group, Inc. Employee Stock Purchase Plan:
                  Incorporated by reference to Exhibit 99.1 of
                  Emergent Group, Inc.'s registration statement
                  on Form S-8, Commission File No. 333-20179.
    27.1--        Financial Data Schedule (For SEC Use Only).


                  (b) Reports on Form 8-K filed in the fourth quarter of 1997:

                                    None


     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STERLING LENDING CORPORATION
                                       ------------------------------------
                                       Registrant


April 13, 1998                          \s\ Dennis W. Canupp
-------------------------------------  ------------------------------------
(Date)                                 Dennis W. Canupp, Director
                                       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 \s\ Dennis W. Canupp                  \s\ Kevin J. Mast
-------------------------------------  ------------------------------------
Dennis W. Canupp, Director             Kevin J. Mast, Director
and Chief Executive Officer            and Treasurer


\s\ Keith B. Giddens                   \s\ W. Roger Clark, Sr.
-------------------------------------  ------------------------------------
Keith B. Giddens, Chairman of          W. Roger Clark, Sr., Director
the Board of Directors and Vice        and President
President

April 13, 1998
---------------------------------------
(Date)