Form 10-Q
period 1997-09-30
STERLING LENDING CORP
filed 1998-05-15
CIK 1049359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

                       Commission File Number 333-39339-03

                             -----------------------


                          STERLING LENDING CORPORATION
             (Exact name of registrant as specified in its charter)


           South Carolina                                                                          57-1042033
(State or other jurisdiction of                                                                (I.R.S. Employer
 incorporation or organization)                                                                Identification No.)


                                 P. O. Box 17526
                        Greenville, South Carolina 29606
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 864-235-8056




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each Class:                                                      Outstanding at September 30, 1997
------------------------------------------------                          --------------------------------------
None                                                                          None


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and Form 10-QSB, as modified by grants of no-action relief to unrelated third parties, and is therefore filing this form with the reduced disclosure format.

                   STERLING LENDING CORPORATION AND SUBSIDIARY
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997




                                      INDEX


PART I.             FINANCIAL INFORMATION                                                        Page

Item 1.             Financial Statements

                    Consolidated Balance Sheets as of
                           September 30, 1997 and December 31, 1996                                4

                    Consolidated Statements of Income
                           for  the nine months and three months ended September 30, 1997
                           and September 30, 1996                                                  5

                    Consolidated Statements of Cash Flows
                           for the nine months and three months ended September 30, 1997 and
                           September 30, 1996                                                      6

                    Notes to Consolidated Financial Statements                                     7

Item 2.             Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                           8

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                     9


PART II.            OTHER INFORMATION

Item 1.             Legal Proceedings                                                             11

Item 2.             Changes in Securities                                                         11

Item 3.             Defaults Upon Senior Securities                                               11

Item 4.             Submission of Matters to a Vote of Security Holders                           11

Item 5.             Other Information                                                             11

Item 6.             Exhibits and Reports on Form 8-K                                              11




                          PART I. FINANCIAL INFORMATION

                   STERLING LENDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                  September 30,             December 31,
                                                                               ---------------------     -------------------
                                                                                       1997                     1996
                                                                               ---------------------     -------------------
ASSETS:
Cash and cash equivalents                                                        $           65,073       $         125,799
Other receivables                                                                                --                  62,534
Property and equipment, net                                                               1,388,513                 361,578
Other assets                                                                                109,095                 302,251
                                                                                --------------------
                                                                                                          ------------------

Total assets                                                                     $        1,562,681       $         852,162
                                                                                ====================      ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued liabilities                                         $          169,830       $          81,976
Subordinated debt to affiliates, due on demand                                              631,000                 634,616
                                                                                  -----------------        ----------------
        Total liabilities                                                                   800,830                 716,592

Shareholders' equity:
   Common stock, no par value                                                                    --                      --
   Additional paid-in capital                                                             5,200,000               1,000,000
   Accumulated deficit                                                                   (4,438,149)               (864,430)
                                                                                  -----------------        ----------------
        Total shareholders' equity                                                          761,851                 135,570
                                                                                  -----------------        ----------------

Total liabilities and shareholders' equity                                       $        1,562,681       $         852,162
                                                                                  =================        ================












See Notes to Unaudited Financial Statements

                   STERLING LENDING CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME




                                                          Nine Months Ended                       Three Months Ended
                                                            September 30,                           September 30,
                                                 ----------------------------------    -----------------------------------
                                                      1997                1996                 1997                1996
                                                 ----------------    --------------    -----------------    --------------
REVENUES:
   Gain on sale of loans                          $      498,874      $      --         $    307,315         $        --
   Loan fee income                                     1,177,469             --              447,600                  --
   Other revenues                                        136,873             --               71,447                  --
                                                  -------------     ------------     ----------------     ---------------
         Total revenues                              1,813,216               --              826,362                  --
                                                  -------------     ------------     ----------------     ---------------

EXPENSES:
   Interest                                             62,118               --               24,395                  --
   Salaries, wages and employee benefits             2,692,173          138,125            1,057,987             138,125
   Management fee to Parent                            585,000           50,000              195,000              50,000
   Legal, audit, and professional fees                 476,843           11,623              213,157              11,623
   Rent and utilities                                  291,997           12,517              126,226              12,517
   Telephone                                           220,688            2,419               82,740               2,419
   Travel and entertainment                            203,344           14,446               66,401              14,446
   Business development costs                          202,315               --               28,432                  --
   Other general and administrative expenses           653,592           50,934              185,654              50,934
                                                  -------------     ------------     ----------------     ---------------
         Total expenses                              5,388,070          280,064            1,979,992             280,064
                                                  -------------     ------------     ----------------     ---------------

Loss before income taxes                            (3,574,854)        (280,064)          (1,153,630)           (280,064)

Provision (benefit) for income taxes                    (1,135)              --                   --                  --
                                                  -------------     ------------     ---------------     ---------------

Net loss                                         $   (3,573,719)   $   (280,064)    $     (1,153,630)    $      (280,064)
                                                  =============     ============      ==============     ===============











See Notes to Unaudited Financial Statements

                   STERLING LENDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended                         Three Months Ended
                                                          September 30,                              September 30,
                                             ----------------------------------------    --------------------------------------
                                                    1997                  1996                 1997                 1996
                                             -------------------    -----------------    ------------------    ----------------
OPERATING ACTIVITIES:
Net loss                                      $      (3,573,719)     $      (280,064)    $      (1,153,630)    $      (280,064)
Adjustments to reconcile net loss to net
cash used in operating activities:
      Depreciation and amortization                     308,924               25,962                84,005              25,962
      Provision for deferred income taxes                (1,135)                  --                    --                  --
      Principal proceeds from loans sold
and securitized                                      26,340,071                   --            14,646,351                  --
      Loans originated with intent to sell          (26,340,071)                  --           (14,646,351)                 --
      Changes in operating assets and                   197,311             (500,421)               (4,811)           (500,421)
liabilities
                                             -------------------    -----------------    ------------------    ----------------
             Net cash used in operating
activities                                           (3,068,619)            (754,523)           (1,074,436)           (754,523)
                                             -------------------    -----------------    ------------------    ----------------

INVESTING ACTIVITIES:
Purchase of property and equipment                   (1,188,491)            (194,083)              (44,897)           (194,083)
                                             -------------------    -----------------    ------------------    ----------------
             Net cash used in investing
activities                                           (1,188,491)            (194,083)              (44,897)           (194,083)
                                             -------------------    -----------------    ------------------    ----------------

FINANCING ACTIVITIES:
Cash investment from Parent                           4,200,000            1,000,000             1,600,000           1,000,000
Net cash received on intercompany
borrowings                                               (3,616)                  --              (527,000)                 --
                                             -------------------    -----------------    ------------------    ----------------
             Net cash provided by
financing activities                                  4,196,384            1,000,000             1,073,000           1,000,000
                                             -------------------    -----------------    ------------------    ----------------
             Net increase in cash and cash
equivalents                                             (60,726)              51,394               (46,333)             51,394
Cash and cash equivalents at beginning of
year                                                     125,799                   --               111,406                  --
                                             ------------------      ----------------    -------------------   ----------------
Cash and cash equivalents at end of year      $          65,073      $        51,394     $          65,073     $        51,394
                                             ===================     ================    ==================    ================






See Notes to Unaudited Financial Statements

                   STERLING LENDING CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1--ORGANIZATION AND BASIS OF PREPARATION

Sterling Lending Corporation ("Sterling Lending" or "the Company") is an 80% owned subsidiary of Emergent Group, Inc. ("Parent Company"). Sterling Lending was organized on March 6, 1996 as Emergent Lending Corp., and the name was changed to Sterling Lending Corporation on July 24, 1996. Operations began August 1, 1996.

The accompanying consolidated financial statements include the accounts of Sterling Lending and Sterling Insurance Agency (100% owned) and are prepared in accordance with the SEC's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements.

The consolidated balance sheet as of September 30, 1997, and the consolidated statements of income for the nine-month and three-month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine-month and three-month periods ended September 30, 1997 and 1996, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position results of operations, and cash flows of the Company. All significant intercompany balances and transactions between Sterling Lending and its subsidiary have been eliminated in consolidation.

KPMG Peat Marwick LLP previously examined and reported on the Company's financial statements for the year ended December 31, 1996, from which the consolidated balance sheet as of that date is derived.

NOTE 2--CASH FLOW INFORMATION

For the nine-month period ended September 30, 1997, the Company paid interest of $62,118. No interest was paid for the nine-month period ended September 30, 1996.

For the three-month period ended September 30, 1997, the Company paid interest of $24,395. No interest was paid for the three-month period ended September 30, 1996.

NOTE 3--CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments readily convertible to known amounts of cash or having a maturity of three months or less to be cash equivalents.

The Company maintains its primary checking account with one bank. The amounts maintained in the checking account are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing elsewhere herein.

Forward-Looking Information

         Certain statements in the financial discussion and analysis by management that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed, or anticipated in any such forward-looking statements. Important factors that could result in such differences are many and include: lower origination volume due to market conditions, higher losses due to economic downturn or lower real estate values, adverse consequences of changes in interest rate environment, uncreditworthiness of borrowers and risk of default, limited operating history of retail lending operations, termination of strategic alliance agreements and mortgage banker relationships, general economic conditions in the Company's markets, including inflation, recession, interest rates, and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, dependence on Federal programs, loss of operating loss carryforwards, impact of competition, regulation of lending activities, changes in the regulatory environment, and dependence on key executives.

General

         Sterling Lending Corporation ("Sterling Lending"), a majority-owned subsidiary of Emergent Group, Inc. ("The Parent"), is a financial services company that is primarily engaged in the business of originating residential mortgage loans to sub-prime borrowers. The funds for these loans are obtained principally through affililated companies. HomeGold, Inc. (formerly Emergent Mortgage Corporation, Inc.) ("EMC"), an affiliated company, purchases the loans at closing. The Company, which began its operations in August 1996, is still in the start-up phase of operations. Because of this, the Company has generated significant losses since inception. The Company did not start originating loans until October 1996 and therefore had little activity in 1996. The Company has grown significantly since inception and as of September 30, 1997, operated from nine retail offices, mainly in the Southeast. Loan originations have grown to approximately $4.0-5.0 million a month by September 30, 1997. Total loan originations for the nine months and three months ended September 30, 1997 were $26.3 million and $14.6 million, respectively. Total loans sold for the nine months and three months ended 1997 were $26.3 million and $14.6 million, respectively. As the Company operates mainly as an originating source for EMC, the Company receives 100% of the origination fee income when produced and shares in the gain on sale of loans when sold by EMC to outside parties.

Results of Operations

Nine Months Ended September 30, 1997, Compared to Nine Months Ended September 30, 1996

         Total revenues were $1.8 million for the nine months ended September 30, 1997. No revenues were generated during the nine months ended September 30, 1996, as the Company did not begin originating loans until October 1996. Total revenues mainly include gain on sale of loans and loan fee income.

         Gain on sale of loans and loan fee income for the nine months ended September 30, 1997 were $499,000 and $1.2 million, respectively. Loan originations were $26.3 million for the nine months ended September 30, 1997. Loan fees as a percentage of production approximated 6.1% for the nine months ended September 30, 1997. Gain on sale of loans approximated 2.7% for the nine months ended September 30, 1997.

         Total expenses increased to $5.4 million for the nine months ended September 30, 1997 from $280,000 for the nine months ended September 30, 1996. Total expenses are comprised of interest expense, salaries, wages and employee benefits, and other general and administrative expenses.

         Interest expense was $62,000 for the nine months ended September 30, 1997. Interest expense results mainly from borrowings from affiliated companies to fund accumulated losses. The Company did not need to borrow funds for the nine months ended September 30, 1996, and therefore incurred no interest expense. Average monthly borrowings for the nine months ended September 30, 1997 approximated $768,000.

         Salaries, wages and employee benefits increased to $2.7 million for the nine months ended September 30, 1997 from $138,000 for the nine months ended September 30, 1996. This is a result of increased personnel due to the significant expansion occurring since 1996. The Company has expanded to nine retail offices at September 30, 1997 from one retail office at September 30, 1996 and total personnel has increased to 94 at September 30, 1997 from approximately 20 at September 30, 1996.

         Other general and administrative expenses increased to $2.6 million for the nine months ended September 30, 1997 from $142,000 for the nine months ended September 30, 1996. This is a result of the expansion of the Company in number of offices and number of people since September 1996 as discussed above.

Three Months Ended September 30, 1997, Compared to Three Months Ended September 30, 1996

         Total revenues were $826,000 for the three months ended September 30, 1997. No revenues were generated during the three months ended September 30, 1996, as the Company did not begin originating loans until October 1996. Total revenues mainly include gain on sale of loans and loan fee income.

         Gain on sale of loans and loan fee income for the three months ended September 30, 1997 were $307,000 and 448,000, respectively. Loan originations were $14.6 million for the three months ended September 30, 1997. Loan fees as a percentage of production approximated 6.1% for the three months ended September 30, 1997. Gain on sale of loans approximated 3.4% for the three months ended September 30, 1997.

         Total expenses increased to $2.0 million for the three months ended September 30, 1997 from $280,000 for the three months ended September 30, 1996. Total expenses are comprised of interest expense, salaries, wages and employee benefits, and other general and administrative expenses.

         Interest expense was $24,000 for the three months ended September 30, 1997. Interest expense results mainly from borrowings from affiliated companies to fund accumulated losses. The Company did not need to borrow funds for the three months ended September 30, 1996, and therefore incurred no interest expense. Average monthly borrowings for the three months ended September 30, 1997 approximated $752,000.

         Salaries, wages and employee benefits increased to $1.1 million for the three months ended September 30, 1997 from $138,000 for the three months ended September 30, 1996. This is a result of increased personnel due to the significant expansion incurred since 1996. The Company has expanded to nine retail offices at September 30, 1997 from one retail office at September 30, 1996 and total personnel has increased to 94 at September 30, 1997 from approximately 20 at September 30, 1996.

         Other general and administrative expenses increased to $898,000 for the three months ended September 30, 1997 from $142,000 for the three months ended September 30, 1996. This is a result of the expansion of the Company in number of offices and number of people since September 1996 as discussed above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H of Form 10-Q (the "Instruction").

                           PART II. OTHER INFORMATION




                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings
                      None

Item 2.           Changes in Securities
                      Omitted pursuant to the Instruction.

Item 3.           Defaults Upon Senior Securities
                      Omitted pursuant to the Instruction.

Item 4.           Submission of Matters to a Vote of Security Holders
                      Omitted pursuant to the Instruction.

Item 5.           Other Information
                      None

Item 6.           Exhibits and Reports on Form 8-K
                      a)  Exhibits
                          3.1 Articles of Incorporation of the Company dated February 29, 1996: Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December
                                   31, 1997 (the "10-K").
                          3.2      Bylaws of the Company: Incorporated by
                                   reference to the 10-K.
                          3.3      Articles of Amendment dated July 7, 1996:
                                   Incorporated by reference to the 10-K.
                          3.4      Articles of Amendment dated June 1, 1997:
                                   Incorporated by reference to the 10-K.


                      b)  Reports on Form 8-K
                             None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              STERLING LENDING CORPORATION

Date:  May 13, 1998
                                                                By:    \s\ Dennis W. Canupp
                                                                       ---------------------------------------
                                                                        Dennis W. Canupp,
                                                                        Chief Executive Officer


Date:  May 13, 1998
                                                                By:    \s\ Kevin J. Mast
                                                                       ---------------------------------------
                                                                        Kevin J. Mast,
                                                                        Vice President, Chief Financial
                                                                        Officer and Treasurer