Form 10-Q
period 1998-03-31
STERLING LENDING CORP
filed 1998-05-15
CIK 1049359

1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


TITLE OF EACH CLASS:                                                      OUTSTANDING AT APRIL 30, 1998
------------------------------------------------                          ---------------------------------
NONE                                                                          NONE


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND FORM 10-QSB, AS MODIFIED BY GRANTS OF NO-ACTION RELIEF TO UNRELATED THIRD PARTIES, AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                   STERLING LENDING CORPORATION AND SUBSIDIARY
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998




                                      INDEX


PART I.             FINANCIAL INFORMATION                                                        Page

Item 1.             Financial Statements

                    Consolidated Balance Sheets as of
                           March 31, 1998 and December 31, 1997                                    4

                    Consolidated Statements of Income
                           for  the three months ended March 31, 1998
                           and March 31, 1997                                                      5

                    Consolidated Statements of Cash Flows
                           for the three months ended March 31, 1998 and
                           March 31, 1997                                                          6

                    Notes to Consolidated Financial Statements                                     7

Item 2.             Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                           8

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                     9

PART II.            OTHER INFORMATION

Item 1.             Legal Proceedings                                                             11
Item 2.             Changes in Securities                                                         11

Item 3.             Defaults Upon Senior Securities                                               11

Item 4.             Submission of Matters to a Vote of Security Holders                           11

Item 5.             Other Information                                                             11

Item 6.             Exhibits and Reports on Form 8-K                                              11


                          PART I. FINANCIAL INFORMATION

                   STERLING LENDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                    MARCH 31,               DECEMBER 31,
                                                                               ---------------------     -------------------
                                                                                       1998                     1997
                                                                               ---------------------     -------------------
ASSETS:
Cash and cash equivalents                                                        $          332,849       $         262,612
Mortgage loans held for sale                                                                     --               9,325,758
Less net deferred loan fees                                                                      --                (368,274)
                                                                                   ----------------         ---------------
        Net mortgage loans held for sale                                                         --               8,957,484
Other receivables                                                                           274,966                 558,703
Property and equipment, net                                                               1,381,035               1,327,532
Other assets                                                                                168,031                 207,338
                                                                                   ----------------         ---------------

TOTAL ASSETS                                                                     $        2,156,881       $      11,313,669
                                                                                   ================         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued liabilities                                         $          673,883       $         760,257
Subordinated debt to affiliates, due on demand                                              829,000               9,543,337
                                                                                   ----------------         ---------------
        Total liabilities                                                                 1,502,883              10,303,594

Shareholders' equity:
   Common stock, no par value                                                                    --                      --
   Additional paid-in capital                                                             6,200,000               5,700,000
   Accumulated deficit                                                                   (5,546,002)             (4,689,925)
                                                                                   ----------------         ---------------
        Total shareholders' equity                                                          653,998               1,010,075
                                                                                   ----------------         ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $        2,156,881       $      11,313,669
                                                                                   ================         ===============












SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                   STERLING LENDING CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------------------------
                                                                                    1998                     1997
                                                                             --------------------    ---------------------
REVENUES:
   Interest income                                                             $          10,038       $               --
   Gain on sale of loans                                                                 792,497                   31,186
   Loan fee income                                                                       593,698                   87,238
   Other revenues                                                                        126,948                   22,034
                                                                                 ---------------          ----------------
         Total revenues                                                                1,523,181                  140,458
                                                                                 ---------------          ----------------

EXPENSES:
   Interest                                                                               80,201                   12,716
   Salaries, wages and employee benefits                                               1,282,760                  718,559
   Management fee to Parent                                                              150,000                  195,000
   Legal, audit, and professional fees                                                    63,274                   73,867
   Rent and utilities                                                                    155,627                   44,809
   Telephone                                                                             104,533                   30,234
   Travel and entertainment                                                               72,635                   78,800
   Business development costs                                                             99,240                   82,215
   Other general and administrative expenses                                             332,970                  220,803
                                                                                ----------------         ----------------

         Total expenses                                                                2,341,240                1,457,003
                                                                                 ---------------         ----------------

Loss before income taxes                                                                (818,059)              (1,316,545)

Provision (benefit) for income taxes                                                      38,018                   (1,135)
                                                                                 ---------------         ----------------

NET LOSS                                                                       $        (856,077)      $       (1,315,410)
                                                                                 ===============         ================









SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                   STERLING LENDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------------------------
                                                                                     1998                      1997
                                                                            -----------------------    ---------------------
OPERATING ACTIVITIES:
Net loss                                                                     $            (856,077)      $       (1,315,410)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                         68,854                   99,451
      Provision for deferred income taxes                                                   38,018                   (1,135)
      Decrease in deferred loan fees                                                      (368,274)                      --
      Principal proceeds from loans sold                                                 9,325,758                1,642,890
      Loans originated with intent to sell                                                      --               (1,642,890)
      Changes in operating assets and liabilities                                          198,652                  127,879
                                                                               -------------------         ----------------
             Net cash provided by (used in) operating activities                         8,406,931               (1,089,215)
                                                                               -------------------         ----------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                                        (122,357)                (862,960)
                                                                               -------------------         ----------------
             Net cash used in investing activities                                        (122,357)                (862,960)
                                                                               -------------------         ----------------

FINANCING ACTIVITIES:
Cash investment from Parent                                                                500,000                2,000,000
Net cash paid on intercompany borrowings                                                (8,714,337)                (139,616)
                                                                                -------------------        ----------------
             Net cash provided by (used in) financing activities                        (8,214,337)               1,860,384
                                                                                -------------------        ----------------
             Net increase (decrease) in cash and cash equivalents                           70,237                  (91,791)
Cash and cash equivalents at beginning of year                                             262,612                  125,799
                                                                                -------------------        ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $             332,849       $           34,008
                                                                                ===================        ================






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

The accompanying consolidated financial statements include the accounts of Sterling Lending and Sterling Insurance Agency (100% owned) and are prepared in accordance with the SEC's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, including the footnotes thereto.

The consolidated balance sheet as of March 31, 1998, and the consolidated statements of income for the three-month periods ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three-month periods ended March 31, 1998 and 1997, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position results of operations, and cash flows of the Company. All significant intercompany balances and transactions between Sterling Lending and its subsidiary have been eliminated in consolidation.

KPMG Peat Marwick LLP previously examined and reported on the Company's financial statements for the year ended December 31, 1997, from which the consolidated balance sheet as of that date is derived.

NOTE 2--CASH FLOW INFORMATION

For the three-month periods ended March 31, 1998 and 1997, the Company paid interest of $80,201 and $12,716, respectively.

NOTE 3--CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments readily convertible to known amounts of cash or having a maturity of three months or less to be cash equivalents.

The Company maintains its primary checking account with one bank. The amounts maintained in the checking account are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000.

NOTE 4--ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners. Comprehensive income is divided into net income and other comprehensive income. Adoption of this Statement did not change total shareholders' equity as previously reported. Net income and comprehensive income are the same for the three months ended March 31, 1998 and 1997.

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

GENERAL

         Sterling Lending Corporation ("Sterling Lending"), a majority-owned subsidiary of Emergent Group, Inc. ("The Parent"), is a financial services company that is primarily engaged in the business of originating residential mortgage loans to sub-prime borrowers. The funds for these loans are obtained principally through affiliated companies. HomeGold, Inc. (formerly Emergent Mortgage Corporation, Inc.) ("EMC"), an affiliated company, purchases the loans at closing. The Company, which began its operations in August 1996, is still in the start-up phase of operations. Because of this, the Company has generated significant losses since inception. The Company has grown significantly since inception and now operates from 11 retail offices, mainly in the Southeast. Loan originations have grown to approximately $5.0 million a month on average for the three months ended March 31, 1998 from approximately $550,000 a month on average for the three months ended March 31, 1997. Total loan originations for the three months ended March 31, 1998 and 1997 were $15.1 million and $1.6 million, respectively. Total loans sold for the three months ended March 31, 1998 and 1997 were $9.3 million and $1.6 million, respectively. As the Company operates mainly as an originating source for EMC, the Company receives 100% of the origination fee income when produced and in 1997 shared in the gain on sale of loans when sold by EMC to outside parties. Beginning in 1998, the Company receives 100% of the gain on sale of loans.

         The Company is just a small part of the Parent Company's retail lending strategy. In the first quarter of 1998, the Parent Company announced plans to pursue the divestiture of the Company in order to narrow its focus and concentrate on its larger retail lending operation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Total revenues increased to $1.5 million for the three months ended March 31, 1998 from $140,000 for the three months ended March 31, 1997. The higher level of revenues resulted principally from increases in gain on sale of loans and loan fee income.

         Gain on sale of loans increased to $792,000 for the three months ended March 31, 1998 from $31,000 for the three months ended March 31, 1997 and loan fee income increased to $594,000 for the three months ended March 31, 1998 from $87,000 for the three months ended March 31, 1997. The increase in gain on sale of loans and loan fee income resulted from increased loan originations and the corresponding loan sales. Loan originations increased to $15.1 million for the three months ended March 31, 1998 from $1.6 million for the three months ended March 31, 1997 mainly due to the expansion of additional retail offices. Loan fees as a percentage of production approximated 6.5% for the three months ended March 31, 1998 as compared to 5.3% for the three months ended March 31, 1997. Gain on sale of loans approximated 8.5% for the three months ended March 31, 1998 as compared to 1.9% for the three months ended March 31, 1997.

         Total expenses increased to $2.3 million for the three months ended March 31, 1998 from $1.5 million for the three months ended March 31, 1997. Total expenses are comprised of interest expense, salaries, wages and employee benefits, and other general and administrative expenses.

         Interest expense increased to $80,000 for the three months ended March 31, 1998 from $13,000 for the three months ended March 31, 1997. The increase in interest expense was due principally to increased borrowings from affiliated companies to fund accumulated losses. Average monthly borrowings for the three months ended March 31, 1998 approximated $831,000 as compared to approximately $446,000 for the three months ended March 31, 1997.

         Salaries, wages and employee benefits increased to $1.3 million for the three months ended March 31, 1998 from $719,000 for the three months ended March 31, 1997. This is a result of increased personnel due to the significant expansion since March 1997. The Company has expanded to 11 retail offices at March 31, 1998 from 8 retail offices at March 31, 1997 and total personnel has increased to 122 at March 31, 1998 from 82 at March 31, 1997.

         Other general and administrative expenses increased to $978,000 for the three months ended March 31, 1998 from $726,000 for the three months ended March 31, 1997. This is a result of the expansion of the Company in number of offices and number of people since March 1997 as discussed above.

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


Item 1.           Legal Proceedings
                      None

Item 2.           Changes in Securities
                      Omitted pursuant to the Instruction.

Item 3.           Defaults Upon Senior Securities
                      Omitted pursuant to the Instruction.

Item 4.           Submission of Matters to a Vote of Security Holders
                      Omitted pursuant to the Instruction.

Item 5.           Other Information
                      None

Item 6.           Exhibits and Reports on Form 8-K
                      a)  Exhibits
                             None

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
