Form 10-Q
period 1998-06-30
STERLING LENDING CORP
filed 1998-08-14
CIK 1049359

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q
(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1998
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM _________ TO _________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  OUTSTANDING   AT  JULY
TITLE OF EACH CLASS:                              31, 1998
---------------------------------                 -----------------------
NONE                                                 NONE

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND FORM 10-QSB, AS MODIFIED BY GRANTS OF NO-ACTION RELIEF TO UNRELATED THIRD PARTIES, AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                 STERLING LENDING CORPORATION AND SUBSIDIARY
                                  FORM 10-Q
                         QUARTER ENDED JUNE 30, 1998

                                    INDEX

PART I. FINANCIAL INFORMATION                                             Page
Item 1. Financial Statements

        Consolidated Balance Sheets as of
            June 30, 1998 and December 31, 1997 .........................  4

        Consolidated Statements of Income
            for the six months ended June 30, 1998 and June 30, 1997 and for the three months ended June 30, 1998 and June 30, 1997 ..  5

        Consolidated Statements of Cash Flows
            for  the six months ended June 30, 1998 and June 30, 1997 ...  6

        Notes to Consolidated Financial Statements ......................  7

Item 2. Management's Discussion and Analysis of
            Results of Operations and Financial Condition ...............  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......  9

PART II.OTHER INFORMATION

Item 1. Legal Proceedings ............................................... 11
Item 2. Changes in Securities ........................................... 11

Item 3. Defaults Upon Senior Securities ................................. 11

Item 4. Submission of Matters to a Vote of Security Holders ............. 11

Item 5. Other Information ............................................... 11

Item 6. Exhibits and Reports on Form 8-K ................................ 11

                          PART I. FINANCIAL INFORMATION

                   STERLING LENDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                                      JUNE 30,      DECEMBER 31,
                                                   ------------    ------------
                                                       1998            1997
                                                   ------------    ------------
ASSETS:
Cash and cash equivalents ......................   $       --      $    262,612
Mortgage loans held for sale ...................           --         9,325,758
Less net deferred loan fees ....................           --          (368,274)
                                                   ------------    ------------
       Net mortgage loans held for sale ........           --         8,957,484
Other receivables ..............................           --           558,703
Property and equipment, net ....................      1,352,314       1,327,532
Other assets ...................................        109,183         207,338
                                                   ------------    ------------
TOTAL ASSETS ...................................   $  1,461,497    $ 11,313,669
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued liabilities .......   $    366,089    $    760,257
Subordinated debt to affiliates, due on demand .        586,368       9,543,337
                                                   ------------    ------------
       Total liabilities .......................        952,457      10,303,594

Shareholders' equity:
  Common stock, no par value ...................           --              --
  Additional paid-in capital ...................      7,100,000       5,700,000
  Accumulated deficit ..........................     (6,590,960)     (4,689,925)
                                                   ------------    ------------
       Total shareholders' equity ..............        509,040       1,010,075
                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....   $  1,461,497    $ 11,313,669
                                                   ============    ============
SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                   STERLING LENDING CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                             SIX MONTHS ENDED JUNE 30,                 THREE MONTHS ENDED JUNE 30,
                                                         --------------------------------          --------------------------------
                                                             1998                1997                 1998                1997
                                                         -----------          -----------          -----------          -----------
REVENUES:
  Interest income ..............................         $    10,038          $      --            $      --            $      --
  Gain on sale of loans ........................           1,355,355              191,559              562,858              160,373
  Loan fee income ..............................           1,474,151              729,869              880,453              642,631
  Other revenues ...............................             192,934               65,426               65,986               43,392
                                                         -----------          -----------          -----------          -----------
        Total revenues .........................           3,032,478              986,854            1,509,297              846,396
                                                         -----------          -----------          -----------          -----------
EXPENSES:
  Interest .....................................             112,220               37,723               32,019               25,007
  Salaries, wages and employee benefits ........           2,757,977            1,634,185            1,475,217              915,626
  Management fee to Parent .....................             400,000              390,000              250,000              195,000
  Legal, audit, and professional fees ..........              78,782              178,290               15,508              104,423
  Office rent ..................................             286,946              165,642              149,506              125,496
  Telephone ....................................             209,848              137,948              105,315              107,714
  Travel and entertainment .....................             162,206              136,943               89,571               58,143
  Business development costs ...................             257,879              173,883              158,639               91,668
  Other general and administrative expenses ....             718,509              553,464              367,352              327,998
                                                         -----------          -----------          -----------          -----------
        Total expenses .........................           4,984,367            3,408,078            2,643,127            1,951,075
                                                         -----------          -----------          -----------          -----------
Loss before income taxes .......................          (1,951,889)          (2,421,224)          (1,133,830)          (1,104,679)

Provision (benefit) for income taxes ...........             (50,854)              (1,135)             (88,872)                --
                                                         -----------          -----------          -----------          -----------
NET LOSS .......................................         $(1,901,035)         $(2,420,089)         $(1,044,958)         $(1,104,679)
                                                         ===========          ===========          ===========          ===========

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                   STERLING LENDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                                -----------------------------------
                                                                                                    1998                  1997
                                                                                                ------------           ------------
OPERATING ACTIVITIES:
Net loss .............................................................................          $ (1,901,035)          $ (2,420,089)
Adjustments to reconcile net loss to net
cash used in operating activities:
      Depreciation and amortization ..................................................               141,182                224,919
      Provision for deferred income taxes ............................................              (325,820)                (1,135)
      Decrease in deferred loan fees .................................................              (368,274)                  --
      Principal proceeds from loans sold .............................................            41,847,196             11,693,720
      Loans originated with intent to sell ...........................................           (32,521,438)           (11,693,720)
      Changes in operating assets and liabilities ....................................               588,510                202,122
                                                                                                ------------           ------------
             Net cash provided by (used in) operating activities .....................             7,460,321             (1,994,183)
                                                                                                ------------           ------------

INVESTING ACTIVITIES:
Purchase of property and equipment ...................................................              (165,964)            (1,143,594)
                                                                                                ------------           ------------
             Net cash used in investing activities ...................................              (165,964)            (1,143,594)
                                                                                                ------------           ------------
FINANCING ACTIVITIES:
Cash investment from Parent ..........................................................             1,400,000              2,600,000
Net cash received (paid) on
intercompany borrowings ..............................................................            (8,956,969)               523,384
                                                                                                ------------           ------------
             Net cash provided by (used in) financing activities .....................            (7,556,969)             3,123,384
                                                                                                ------------           ------------
             Net increase (decrease) in cash and cash  equivalents ...................              (262,612)               (14,393)
Cash and cash equivalents at beginning of year .......................................               262,612                125,799
                                                                                                ------------           ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR .............................................          $       --             $    111,406
                                                                                                ============           ============

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                 STERLING LENDING CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--ORGANIZATION AND BASIS OF PREPARATION

Sterling Lending Corporation ("Sterling Lending" or the "Company") is an 80% owned subsidiary of HomeGold Financial, Inc. (f/k/a Emergent Group, Inc.) ("Parent Company"). Sterling Lending was organized on March 6, 1996 as Emergent Lending Corp., and the name was changed to Sterling Lending on July 24, 1996. Operations began August 1, 1996.

The accompanying consolidated financial statements include the accounts of Sterling Lending and Sterling Lending Insurance Agency, Inc. (a 100% owned subsidiary) and are prepared in accordance with the SEC's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, including the footnotes thereto. Certain previously reported amounts have been reclassified to conform to current period presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

The consolidated balance sheet as of June 30, 1998, and the consolidated statements of income for the six-month and three-month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position results of operations, and cash flows of the Company. All significant intercompany balances and transactions between Sterling Lending and its subsidiary have been eliminated in consolidation.

KPMG Peat Marwick LLP previously examined and reported on the Company's financial statements for the year ended December 31, 1997, from which the consolidated balance sheet as of that date is derived.

NOTE 2--CASH FLOW INFORMATION

For the six-month periods ended June 30, 1998 and 1997, the Company paid interest of $112,022 and $37,723, respectively. The Company paid no income taxes for the six months ended June 30, 1998 and 1997.

NOTE 3--CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments readily convertible to known amounts of cash or having a maturity of three months or less to be cash equivalents.

The Company maintains its primary checking account with one bank. The amounts maintained in the checking account are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000.


NOTE 4 --ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners. Comprehensive income is divided into net income and other comprehensive income. Adoption of this Statement did not change total shareholders' equity as previously reported. Net income and comprehensive income are the same for the six-month and three-month periods ended June 30, 1998 and 1997.

NOTE 5--SUBSEQUENT EVENT

In July 1998, the Company reached an agreement to sell the stock of Sterling Lending Corporation for $1.5 million, payable $400,000 in cash at closing and a promissory note for $1.1 million. The transaction is expected to close before the end of the third quarter 1998, although no assurance of this can be given.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing elsewhere herein.

FORWARD-LOOKING INFORMATION

      Certain statements in the financial discussion and analysis by management that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed, or anticipated in any such forward-looking statements. Important factors that could result in such differences are many and include: lower origination volume due to market conditions, adverse consequences of changes in interest rate environment, uncreditworthiness of borrowers and risk of default, limited operating history of retail lending operations, general economic conditions in the Company's markets, including inflation, recession, interest rates, and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, impact of competition, regulation of lending activities, changes in the regulatory environment, and dependence on key executives.

GENERAL

      Sterling Lending, a majority-owned subsidiary of HomeGold Financial, Inc. (f/k/a Emergent Group, Inc.), is a financial services company that is primarily engaged in the business of originating residential mortgage loans to sub-prime borrowers. The funds for these loans are obtained principally through affiliated companies. HomeGold, Inc. ("HomeGold")(f/k/a Emergent Mortgage Corp.), an affiliated company, purchases the loans at closing. The Company has grown significantly since inception and now operates from 11 retail offices, mainly in the Southeast. Loan originations have grown to approximately $5.4 million per month on average for the six months ended June 30, 1998 from approximately $2.0 million per month on average for the six months ended June 30, 1997. Total loan originations for the six months ended June 30, 1998 and 1997 were $32.5 million and $11.7 million, respectively. Total loans sold by HomeGold on the Company's behalf for the six months ended June 30, 1998 and 1997 were $24.7 million and $9.7 million, respectively. As the Company operates mainly as an originating source for HomeGold, the Company receives 100% of the origination fee income when produced and in 1997 shared in the gain on sale of loans when sold by HomeGold to outside parties. Beginning in 1998, the Company receives 100% of the gain on sale of loans.

      The Company is just a small part of the Parent's retail lending strategy. In the first quarter of 1998, the Parent's announced plans to pursue the divestiture of the Company in order to narrow its focus and concentrate on its larger retail lending operation. In July 1998, the Company reached an agreement to sell the stock of Sterling Lending Corporation for $1.5 million, payable $400,000 in cash at closing and a promissory note for $1.1 million. The transaction is expected to close before the end of the third quarter 1998, although no assurance of this can be given.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

      Total revenues increased to $3.0 million for the six months ended June 30, 1998 from $987,000 for the six months ended June 30, 1997. The higher level of revenues resulted principally from increases in gain on sale of loans and loan fee income.

      Gain on sale of loans increased to $1.4 million for the six months ended June 30, 1998 from $192,000 for the six months ended June 30, 1997 and loan fee income increased to $1.5 million for the six months ended June 30, 1998 from $730,000 for the six months ended June 30, 1997. The increase in gain on sale of loans and loan fee income resulted from increased loan originations and the corresponding loan sales. Loan originations increased to $32.5 million for the six months ended June 30, 1998 from $11.7 million for the six months ended June 30, 1997 mainly due to the expansion of additional retail offices. Loan fees as a percentage of production approximated 6.3% for the six months ended June 30, 1998 as compared to 6.2% for the six months ended June 30, 1997. Gain on sale of loans approximated 5.5% for the six months ended June 30, 1998 as compared to 2.0% for the six months ended June 30, 1997.

      Total expenses increased to $5.0 million for the six months ended June 30, 1998 from $3.4 million for the six months ended June 30, 1997. Total expenses are comprised of interest expense, salaries, wages and employee benefits, and other general and administrative expenses.

      Interest expense increased to $112,000 for the six months ended June 30, 1998 from $38,000 for the six months ended June 30, 1997. The increase in interest expense was due principally to increased borrowings from affiliated companies to fund accumulated losses.

      Salaries, wages and employee benefits increased to $2.8 million for the six months ended June 30, 1998 from $1.6 million for the six months ended June 30, 1997. This is a result of increased personnel due to the significant expansion since June 1997. The Company has expanded to 11 retail production offices at June 30, 1998 from 7 retail production offices at June 30, 1997 and total personnel has increased to 138 at June 30, 1998 from 88 at June 30, 1997.

      Other general and administrative expenses increased to $2.1 million for the six months ended June 30, 1998 from $1.7 million for the six months ended June 30, 1997. This is a result of the expansion of the Company in number of offices and number of people since June 1997 as discussed above.

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      Total revenues increased to $1.5 million for the three months ended June 30, 1998 from $846,000 for the three months ended June 30, 1997. The higher level of revenues resulted principally from increases in gain on sale of loans and loan fee income.

      Gain on sale of loans increased to $563,000 for the three months ended June 30, 1998 from $160,000 for the three months ended June 30, 1997 and loan fee income increased to $880,000 for the three months ended June 30, 1998 from $643,000 for the three months ended June 30, 1997. The increase in gain on sale of loans and loan fee income resulted from increased loan originations and the corresponding loan sales. Loan originations increased to $17.4 million for the three months ended June 30, 1998 from $10.1 million for the three months ended June 30, 1997 mainly due to the expansion of additional retail offices. Loan fees as a percentage of production approximated 6.1% for the three months ended June 30, 1998 as compared to 6.4% for the three months ended June 30, 1997. Gain on sale of loans approximated 3.8% for the three months ended June 30, 1998 as compared to 1.8% for the three months ended June 30, 1997.

      Total expenses increased to $2.6 million for the three months ended June 30, 1998 from $2.0 million for the three months ended June 30, 1997. Total expenses are comprised of interest expense, salaries, wages and employee benefits, and other general and administrative expenses.

      Interest expense increased to $32,000 for the three months ended June 30, 1998 from $25,000 for the three months ended June 30, 1997. The increase in interest expense was due principally to increased borrowings from affiliated companies to fund accumulated losses.

      Salaries, wages and employee benefits increased to $1.5 million for the three months ended June 30, 1998 from $916,000 for the three months ended June 30, 1997. This is a result of increased personnel due to the significant expansion since March 1997. The Company has expanded to 11 retail production offices at June 30, 1998 from 7 retail production offices at June 30, 1997 and total personnel has increased to 138 at June 30, 1998 from 88 at June 30, 1997.

      Other general and administrative expenses increased to $1.1 million for the three months ended June 30, 1998 from $1.0 million for the three months ended June 30, 1997. This is a result of the expansion of the Company in number of offices and number of people since June 1997 as discussed above.

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

Item 3.     Defaults Upon Senior Securities
               Omitted pursuant to the Instruction.

Item 4.     Submission of Matters to a Vote of Security Holders
               Omitted pursuant to the Instruction.

Item 5.     Other Information
               None

Item 6.     Exhibits and Reports on Form 8-K
               a)  Exhibits

               10.1 Mortgage Loan Warehousing Agreement dated June 30, 1998 between HomeGold, Inc. and Carolina Investors, Inc., as Borrowers, and the Financial Institutions Party Thereto, and the CIT Group/Business Credit, Inc., as Administrative Agent and the Guaranty thereof by Sterling Lending Corporation dated June 30, 1998: Incorporated by reference to exhibit
                    10.1 of the Current Report on Form 8-K of Emergent Group, Inc. (f/k/a HomeGold Financial, Inc.) dated July 7, 1998 (Commission File No. 0-8909).

               b)  Reports on Form 8-K
                    None

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     STERLING LENDING CORPORATION

Date:  August 14, 1998
                                      By:  \s\ Dennis W. Canupp
                                           ----------------------------
                                              Dennis W. Canupp,
                                              Chief Executive Officer


Date:  August 14, 1998
                                      By:  \s\ Kevin J. Mast
                                           ----------------------------
                                              Kevin J. Mast,
                                              Vice President, Chief
                                              Financial Officer and Treasurer